Form 10-K
period 2017-12-31
CD 2017-CD3 Mortgage Trust
filed 2018-03-29
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of issuing entity:333-207132-10

Central Index Key Number of the issuing entity:0001693368

CD 2017-CD3 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York	38‑4021846
38‑4021847 38‑7170532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9A(T).	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for CD 2017-CD3 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, N.A., as Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Disclosure from KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (as defined in Item 15(a)(3) below):

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 14, 2017 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated February 28, 2017, and filed by the registrant on March 26, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2016 ("CD 2016-CD2 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of December 6, 2016 ("DBWF 2016-85T TSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, AEGON USA Realty Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of October 1, 2015 ("COMM 2015-CCRE26 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).3

(4.5) Trust and Servicing Agreement, dated as of November 28, 2016 ("Hilton USA Trust 2016-HHV TSA"), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2016 2015 ("MSC 2016-UBS12 PSA"), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).5

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016 ("WFCM 2016-LC25 PSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).6

1 The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA.

2 The 85 Tenth Avenue mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 85 Tenth Avenue mortgage loan is serviced pursuant to the DBWF 2016-85T TSA.

3 The Prudential Plaza mortgage loan, which represented approximately 5.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Prudential Plaza mortgage loan is serviced pursuant to the COMM 2015-CCRE26 PSA.

4 The Hilton Hawaiian Village Waikiki Beach Resort mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Hilton Hawaiian Village Waikiki Beach Resort loan is serviced pursuant to the Hilton USA Trust 2016-HHV TSA.

5 The 681 Fifth Avenue mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 681 Fifth Avenue mortgage loan is serviced pursuant to the MSC 2016-UBS12 PSA.

6 The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan is serviced pursuant to the WFCM 2016-LC25 PSA.

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2017, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities. 7

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3  Park Bridge Lender Services LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as certificate administrator

33.5  Wells Fargo Bank, National Association, as custodian

33.6  Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.7  KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.8  Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.3)

33.9  Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.4)

33.10  Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.5)

33.11  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.12  National Tax Search, LLC,, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.6)

33.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.15)

33.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.11)

33.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.12)

33.19  Wells Fargo Bank, National Association, as master servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.6)

33.20  CWCapital Asset Management LLC, as special servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

33.21  Wells Fargo Bank, National Association, as certificate administrator for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as custodian for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.5)

33.23  Park Bridge Lender Services LLC, as operating advisor for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.11)

33.25  National Tax Search, LLC, as servicing function participant for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.12)

33.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.14)

33.28  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.4)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.11)

33.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.12)

33.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.1)

33.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.33  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.4)

33.34  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.5)

33.35  Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.6)

33.36  CWCapital Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.20)

33.37  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.4)

33.38  Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA.

33.39  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.11)

33.40  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.12)

7  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, are not included in this report on Form 10-K because Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to less than 5% of the pool assets of the issuing entity.

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3  Park Bridge Lender Services LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as certificate administrator

34.5  Wells Fargo Bank, National Association, as custodian

34.6  Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.7  KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.8  Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.3)

34.9  Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.4)

34.10  Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.5)

34.11  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.12  National Tax Search, LLC,, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.6)

34.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.15)

34.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.11)

34.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.12)

34.19  Wells Fargo Bank, National Association, as master servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.6)

34.20  CWCapital Asset Management LLC, as special servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

34.21  Wells Fargo Bank, National Association, as certificate administrator for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as custodian for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.5)

34.23  Park Bridge Lender Services LLC, as operating advisor for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.11)

34.25  National Tax Search, LLC, as servicing function participant for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.12)

34.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.14)

34.28  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.4)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.11)

34.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.12)

34.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.1)

34.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.33  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.4)

34.34  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.5)

34.35  Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.6)

34.36  CWCapital Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.20)

34.37  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.4)

34.38  Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA.

34.39  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.11)

34.40  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.12)

(35) Servicer compliance statement.8

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

35.5  Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 35.3)

35.6  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

35.7  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

35.8  Wells Fargo Bank, National Association, as master servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

35.9  Wells Fargo Bank, National Association, as certificate administrator for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA.

35.11  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.7)

35.12  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.3)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 35.1)

35.14  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 35.3)

35.15  Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA.

35.16  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 35.3)

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the 8 Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, (iii) Deutsche Bank National Trust Company, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA and (iv) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, because each of KeyBank National Association, CWCapital Asset Management LLC, Deutsche Bank National Trust Company and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

 (b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, President

(senior officer in charge of securitization of the depositor)

Date: March 29, 2018