Form 10-K
period 2018-12-31
CD 2017-CD3 Mortgage Trust
filed 2019-03-28
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

 Not applicable.

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

 Not applicable.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”), as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25, discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

CWCAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2018 and for the reporting period, disclosed a material instance of noncompliance occurred with respect to the servicing criterion set forth in 1122(d)(2)(vii), as follows:

•     With respect to compliance 1122(d)(2)(vii), CWCAM’s policies and procedures were not properly followed with respect to timely completion of bank reconciliations.

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

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

6 The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan is serviced pursuant to the WFCM 2016-LC25 PSA. Effective as of July 19, 2018, the directing certificateholder under the WFCM 2016-LC25 PSA removed CWCapital Asset Management LLC as general special servicer under the WFCM 2016-LC25 PSA, and appointed C-III Asset Management LLC as the successor general special servicer under the WFCM 2016-LC25 PSA, as disclosed in the Current Report on Form 8-K dated July 19, 2018 and filed by the registrant on July 25, 2018 under Commission File No. 333-207132-10.

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. 7

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

33.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.6)

33.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.15)

33.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.11)

33.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.12)

33.19  Wells Fargo Bank, National Association, as master servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.6)

33.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

33.21  Wells Fargo Bank, National Association, as certificate administrator for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.5)

33.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.11)

33.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.12)

33.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.14)

33.28  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.4)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.11)

33.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.12)

33.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.1)

33.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

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

33.39  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.11)

33.40  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.12)

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA and (ii) C-III Asset Management LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC and C-III Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to less than 5% of the pool assets of the issuing entity.

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

34.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.6)

34.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.15)

34.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.11)

34.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.12)

34.19  Wells Fargo Bank, National Association, as master servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.6)

34.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

34.21  Wells Fargo Bank, National Association, as certificate administrator for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.5)

34.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.11)

34.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.12)

34.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.14)

34.28  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.4)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.11)

34.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.12)

34.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.1)

34.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

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

34.39  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.11)

34.40  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.12)

35 Servicer compliance statement.8

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

35.7  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

35.8  Wells Fargo Bank, National Association, as master servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

35.9  Wells Fargo Bank, National Association, as certificate administrator for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA.

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

35.16  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 35.3)

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, (iii) Deutsche Bank National Trust Company, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA and (v) C-III Asset Management LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, because each of KeyBank National Association, CWCapital Asset Management LLC, Deutsche Bank National Trust Company, Rialto Capital Advisors, LLC and C-III Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date: March 28, 2019