Form 10-K
period 2019-12-31
CD 2017-CD3 Mortgage Trust
filed 2020-03-30
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2016 ("CD 2016-CD2 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of December 6, 2016 ("DBWF 2016-85T TSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, AEGON USA Realty Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of October 1, 2015 ("COMM 2015-CCRE26 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).3

(4.5) Trust and Servicing Agreement, dated as of November 28, 2016 ("Hilton USA Trust 2016-HHV TSA"), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2016 2015 ("MSC 2016-UBS12 PSA"), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).5

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016 ("WFCM 2016-LC25 PSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, C-III Asset Management LLC (as successor to CWCapital Asset Management LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).6

1 The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA.

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

4 The Hilton Hawaiian Village Waikiki Beach Resort mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Hilton Hawaiian Village Waikiki Beach Resort loan is serviced pursuant to the Hilton USA Trust 2016-HHV TSA. Effective as of November 22, 2019, the directing certificateholder under the Hilton USA Trust 2016-HHV TSA removed AEGON USA Realty Advisors, LLC as special servicer under the Hilton USA Trust 2016-HHV TSA, and appointed CWCapital Asset Management LLC as successor special servicer under the Hilton USA Trust 2016-HHV TSA, as disclosed in the Current Report on Form 8-K dated November 22, 2019 and filed by the registrant on November 22, 2019 under Commission File No. 333-207132-10.

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

33.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3  Park Bridge Lender Services LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as certificate administrator

33.5  Wells Fargo Bank, National Association, as custodian

33.6  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

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

33.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.6)

33.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.15)

33.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.11)

33.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.12)

33.19  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.6)

33.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

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

33.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.11)

33.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.12)

33.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.14)

33.28  CWCapital Asset Management LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.20)

33.29  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.4)

33.30  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.11)

33.31  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.12)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 33.1)

33.33  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.34  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.5)

33.36  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.6)

33.37  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.4)

33.38  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.11)

33.39  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort& Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.12)

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (ii) C-III Asset Management LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (iii) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, C-III Asset Management LLC and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to less than 5% of the pool assets of the issuing entity.

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

34.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3  Park Bridge Lender Services LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as certificate administrator

34.5  Wells Fargo Bank, National Association, as custodian

34.6  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

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

34.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.6)

34.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.15  Deutsche Bank Trust Company Americas, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.16  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.15)

34.17  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.11)

34.18  National Tax Search, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.12)

34.19  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.6)

34.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

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

34.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.11)

34.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.12)

34.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.27  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.14)

34.28  CWCapital Asset Management LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.20)

34.29  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.4)

34.30  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.11)

34.31  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.12)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 34.1)

34.33  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.34  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.5)

34.36  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.6)

34.37  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.4)

34.38  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.11)

34.39  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort& Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.12)

35 Servicer compliance statement.8

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

35.5  Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 35.3)

35.6  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 35.4)

35.7  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

35.8  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.4)

35.9  Wells Fargo Bank, National Association, as certificate administrator for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.4)

35.11  Aegon USA Realty Advisors, LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.7)

35.12  Wells Fargo Bank, National Association, as certificate administrator for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.3)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 35.1)

35.14  Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 35.3)

35.15  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 35.3)

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA, (iii) Deutsche Bank National Trust Company, as certificate administrator for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA and (v) C-III Asset Management LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, because each of KeyBank National Association, CWCapital Asset Management LLC, Deutsche Bank National Trust Company, Rialto Capital Advisors, LLC and C-III Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Date: March 27, 2020