Form 10-K
period 2020-12-31
CD 2017-CD3 Mortgage Trust
filed 2021-03-29
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38‑4021846 38‑4021847 38‑7170532 (I.R.S. Employer Identification Numbers)

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

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

  Not applicable.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2016 ("CD 2016-CD2 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of December 6, 2016 ("DBWF 2016-85T TSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, AEGON USA Realty Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of October 1, 2015 ("COMM 2015-CCRE26 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).3

(4.5) Trust and Servicing Agreement, dated as of November 28, 2016 ("Hilton USA Trust 2016-HHV TSA"), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2016 2015 ("MSC 2016-UBS12 PSA"), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).5

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016 ("WFCM 2016-LC25 PSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, C-III Asset Management LLC (as successor to CWCapital Asset Management LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).6

1 The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA.

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

6 The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan is serviced pursuant to the WFCM 2016-LC25 PSA.  Effective as of March 27, 2020, C-III Asset Management LLC has been removed as general special servicer under the WFCM 2016-LC25 PSA, and LNR Partners, LLC has been appointed to act as successor general special servicer under the WFCM 2016-LC25 PSA, as disclosed in the Current Report on Form 8-K dated March 27, 2020 and filed by the registrant on March 27, 2020 under Commission File No. 333-207132-10.

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

33.9 [Reserved]

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

33.12  National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.6)

33.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.15  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.16 [Reserved]

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

33.21 [Reserved]

33.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.5)

33.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.11)

33.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.12)

33.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.27  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.20)

33.28  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.5)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.11)

33.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.12)

33.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 33.1)

33.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.33 [Reserved]

33.34  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.5)

33.35  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.6)

33.36  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.5)

33.37  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.11)

33.38  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort& Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.12)

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (ii) C-III Asset Management LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, (iii) LNR Partners, LLC (as successor to C-III Asset Management LLC) as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (iv) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, C-III Asset Management LLC, LNR Partners, LLC and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to less than 5% of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

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

34.9  [Reserved]

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

34.12  National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.13  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.6)

34.14  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.15  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.16  [Reserved]

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

34.21  [Reserved]

34.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.5)

34.23  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.24  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.11)

34.25  National Tax Search, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.12)

34.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.27  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.20)

34.28  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.5)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.11)

34.30  National Tax Search, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.12)

34.31  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 34.1)

34.32  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.33  [Reserved]

34.34  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.5)

34.35  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.6)

34.36  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.5)

34.37  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.11)

34.38  National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort& Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.12)

35 Servicer compliance statement.8

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

35.5  [Reserved]

35.6  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 35.4)

35.7  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.4)

35.8  [Reserved]

35.9  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.4)

35.10  [Reserved]

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 35.1)

35.12 [Reserved]

35.13  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.4)

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) AEGON USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iii) CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (v) C-III Asset Management LLC, as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (vi) LNR Partners, LLC (as successor to C-III Asset Management LLC), as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA), because each of KeyBank National Association, AEGON USA Realty Advisors, LLC, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC, C-III Asset Management LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 29, 2021