Form 10-K
period 2021-12-31
CD 2017-CD3 Mortgage Trust
filed 2022-03-29
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

c/o Computershare Trust Company, N.A., as agent for

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

  Not applicable.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by AEGON USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, discloses that a material instance of noncompliance occurred, as described below:

The Company has identified an instance of material noncompliance with the following servicing criterion during the Reporting Period of the Platform:

1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

For the only active special serviced deal during the reporting period subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January, 21, 2021.

The identified instance of material noncompliance did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.  Aegon provided the following additional information regarding such material instance of noncompliance:

“The examination performed by PWC, enclosed in this submission, identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.”

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

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2016 ("CD 2016-CD2 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of December 6, 2016 ("DBWF 2016-85T TSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, AEGON USA Realty Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of October 1, 2015 ("COMM 2015-CCRE26 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).3

(4.5) Trust and Servicing Agreement, dated as of November 28, 2016 ("Hilton USA Trust 2016-HHV TSA"), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2016 2015 ("MSC 2016-UBS12 PSA"), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).5

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016 ("WFCM 2016-LC25 PSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC (as successor to CWCapital Asset Management LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).6

1 The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA.

2 The 85 Tenth Avenue mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 85 Tenth Avenue mortgage loan is serviced pursuant to the DBWF 2016-85T TSA. Effective as of June 17, 2021, AEGON USA Realty Advisors, LLC has assigned and delegated its rights and obligations as special servicer under the DBWF 2016-85T TSA to Situs Holdings, LLC, and Situs Holdings, LLC has assumed responsibilities, duties and liabilities of the special servicer under the DBWF 2016-85T TSA that arise on and after June 17, 2021, as disclosed in the Current Report on Form 8-K dated June 17, 2021 and filed under Commission File No. 333-207132-10.

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

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. 7

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3  Park Bridge Lender Services LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as trustee and certificate administrator

33.5  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee and certificate administrator

33.6  Wells Fargo Bank, National Association, as custodian

33.7  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian

33.8  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

33.9  KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.10  Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.3)

33.11  Wilmington Trust, National Association, as trustee under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

33.12  Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.6)

33.13  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 33.7)

33.14  CoreLogic Solutions, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

33.15  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.8)

33.16  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.17  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.18  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.19  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.14)

33.20  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.8)

33.21  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

33.22  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.11)

33.23  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.6)

33.24  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.7)

33.25  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.26 CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.14)

33.27  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.8)

33.28  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.21)

33.29  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 33.11)

33.30  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.31  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.7)

33.32  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.14)

33.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 33.1)

33.34  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.35  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.4)

33.36  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.5)

33.37  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.6)

33.38  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see exhibit 33.7)

33.39  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.8)

33.40  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.11)

33.41  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.6)

33.42  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.7)

33.43  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.14)

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (ii) LNR Partners, LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (iii) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, LNR Partners, LLC and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to less than 5% of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the DBWF 2016-85T TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the DBWF 2016-85T TSA during the year ended December 31, 2021 and, pursuant to the terms of the DBWF 2016-85T TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3  Park Bridge Lender Services LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as trustee and certificate administrator

34.5  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee and certificate administrator

34.6  Wells Fargo Bank, National Association, as custodian

34.7  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian

34.8  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

34.9  KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.10  Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.3)

34.11  Wilmington Trust, National Association, as trustee under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

34.12  Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.6)

34.13  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA. (see Exhibit 34.7)

34.14  CoreLogic Solutions, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA.

34.15 Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.8)

34.16  Aegon USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.17  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.18  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.19  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.14)

34.20  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.8)

34.21  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

34.22  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.11)

34.23  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.6)

34.24  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.7)

34.25  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.26  CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.14)

34.27  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.8)

34.28  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.21)

34.29  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 34.11)

34.30  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.31  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.7)

34.32  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.14)

34.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 34.1)

34.34  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.35  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.4)

34.36  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.5)

34.37  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.6)

34.38  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see exhibit 34.7)

34.39  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.8)

34.40  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.11)

34.41  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.6)

34.42  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.7)

34.43  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.14)

35 Servicer compliance statement.8

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3a  Wells Fargo Bank, National Association, as certificate administrator

35.3b  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as certificate administrator

35.4  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

35.5  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 35.4)

35.6  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.4)

35.7  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.4)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 35.1)

35.9 Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.4)

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) AEGON USA Realty Advisors, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iii) Situs Holdings, LLC (as successor to AEGON USA Realty Advisors, LLC) as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iv) CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA, (v) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, and (vi) LNR Partners, LLC, as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA), because each of KeyBank National Association, AEGON USA Realty Advisors, LLC, Situs Holdings, LLC, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 29, 2022