Form 10-K
period 2022-12-31
CD 2017-CD3 Mortgage Trust
filed 2023-03-30
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-207132-10

Central Index Key Number of the issuing entity: 0001693368

CD 2017-CD3 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

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

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

  Not applicable.

EXPLANATORY NOTES

1 The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA (as defined in Item 15 below).

2  The 85 Tenth Avenue mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 85 Tenth Avenue mortgage loan is serviced pursuant to the DBWF 2016-85T TSA (as defined in Item 15 below). Effective as of June 17, 2021, AEGON USA Realty Advisors, LLC has assigned and delegated its rights and obligations as special servicer under the DBWF 2016-85T TSA to Situs Holdings, LLC, and Situs Holdings, LLC has assumed responsibilities, duties and liabilities of the special servicer under the DBWF 2016-85T TSA that arise on and after June 17, 2021, as disclosed in the Current Report on Form 8-K dated June 17, 2021 and filed under Commission File No. 333-207132-10.

3  The Prudential Plaza mortgage loan, which represented approximately 5.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Prudential Plaza mortgage loan is serviced pursuant to the COMM 2015-CCRE26 PSA (as defined in Item 15 below).

4  The Hilton Hawaiian Village Waikiki Beach Resort mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Hilton Hawaiian Village Waikiki Beach Resort loan is serviced pursuant to the Hilton USA Trust 2016-HHV TSA (as defined in Item 15 below).

5  The 681 Fifth Avenue mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 681 Fifth Avenue mortgage loan is serviced pursuant to the MSC 2016-UBS12 PSA (as defined in Item 15 below).

6  The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan is serviced pursuant to the WFCM 2016-LC25 PSA (as defined in Item 15 below).

7  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (ii) LNR Partners, LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (iii) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, LNR Partners, LLC and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to only 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the DBWF 2016-85T TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the DBWF 2016-85T TSA during the year ended December 31, 2022 and, pursuant to the terms of the DBWF 2016-85T TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

8  This report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA, (ii) Situs Holdings, LLC as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA, (iii) CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA and as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, and (v) LNR Partners, LLC, as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA), because each of KeyBank National Association, Situs Holdings, LLC, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1)             Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2)             Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

3)             Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2016 ("CD 2016-CD2 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of December 6, 2016 ("DBWF 2016-85T TSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Situs Holdings, LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of October 1, 2015 ("COMM 2015-CCRE26 PSA"), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Trust and Servicing Agreement, dated as of November 28, 2016 ("Hilton USA Trust 2016-HHV TSA"), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2016 2015 ("MSC 2016-UBS12 PSA"), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016 ("WFCM 2016-LC25 PSA"), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC (as successor to CWCapital Asset Management LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein). (See Explanatory Note 6)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

33.15  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.8)

33.16  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.17  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.18  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.14)

33.19  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.8)

33.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

33.21  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.11)

33.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.6)

33.23  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.7)

33.24  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.25 CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 33.14)

33.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.8)

33.27  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.20)

33.28  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 33.11)

33.29  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.30  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.7)

33.31  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.14)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 33.1)

33.33  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.34  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.4)

33.35  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.5)

33.36  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.6)

33.37  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see exhibit 33.7)

33.38  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.8)

33.39  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.11)

33.40  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.6)

33.41  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.7)

33.42  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.14)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.15 Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.8)

34.16  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.17  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.18  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.14)

34.19  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.8)

34.20  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

34.21  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.11)

34.22  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.6)

34.23  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.7)

34.24  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.25  CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26. (see Exhibit 34.14)

34.26  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.8)

34.27  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.20)

34.28  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 34.11)

34.29  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.30  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.7)

34.31  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.14)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 34.1)

34.33  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.34  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.4)

34.35  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.5)

34.36  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.6)

34.37  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see exhibit 34.7)

34.38  Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.8)

34.39  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.11)

34.40  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.6)

34.41  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.7)

34.42  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.14)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as certificate administrator

35.5  Wells Fargo Bank, National Association, as master servicer under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

35.6  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 35.5)

35.7  Wells Fargo Bank, National Association, as master servicer under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 35.5)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 35.1)

35.10 Wells Fargo Bank, National Association, as general master servicer under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.5)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).

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

Date: March 30, 2023