Form 10-K
period 2025-12-31
CD 2017-CD3 Mortgage Trust
filed 2026-03-30
CIK 1693368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1  Effective as of May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer  under the CD 2017-CD3 PSA (as defined in Item 15 below), and K-Star Asset Management LLC has been appointed to act as the successor special servicer under the CD 2017-CD3 PSA, as disclosed in the Current Report on Form 8-K filed on May 5, 2023 under Commission File No. 333-207132-10.  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the CD 2017-CD3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

2  The 229 West 43rd Street Retail Condo mortgage loan, which represented approximately 7.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 8 Times Square & 1460 Broadway mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 229 West 43rd Street Retail Condo mortgage loan and 8 Times Square & 1460 Broadway mortgage loan are serviced pursuant to the CD 2016-CD2 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the CD 2016-CD2 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

3  The 85 Tenth Avenue mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The 85 Tenth Avenue mortgage loan is serviced pursuant to the DBWF 2016-85T TSA (as defined in Item 15 below). Effective as of June 17, 2021, AEGON USA Realty Advisors, LLC has assigned and delegated its rights and obligations as special servicer under the DBWF 2016-85T TSA to Situs Holdings, LLC, and Situs Holdings, LLC has assumed responsibilities, duties and liabilities of the special servicer under the DBWF 2016-85T TSA that arise on and after June 17, 2021, as disclosed in the Current Report on Form 8-K dated June 17, 2021 and filed under Commission File No. 333-207132-10.  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as servicer under the DBWF 2016-85T TSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

4  The Prudential Plaza mortgage loan, which represented approximately 5.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Prudential Plaza mortgage loan is serviced pursuant to the COMM 2015-CCRE26 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the COMM 2015-CCRE26 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

5  The Hilton Hawaiian Village Waikiki Beach Resort mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Hilton Hawaiian Village Waikiki Beach Resort loan is serviced pursuant to the Hilton USA Trust 2016-HHV TSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as servicer under the Hilton USA Trust 2016-HHV TSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

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

7  The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loans that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan is serviced pursuant to the WFCM 2016-LC25 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2016-LC25 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-10.

8  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA, (ii) LNR Partners, LLC as special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and (iii) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, LNR Partners, LLC and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to only 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the CD 2016-CD2 PSA, the COMM 2015-CCRE26 PSA, the Hilton USA Trust 2016-HHV TSA, the MSC 2016-UBS12 PSA and the WFCM 2016-LC25 PSA and (ii) Deutsche Bank Trust Company Americas, as certificate administrator under the DBWF 2016-85T TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the DBWF 2016-85T TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the DBWF 2016-85T TSA during the year ended December 31, 2025 and, pursuant to the terms of the DBWF 2016-85T TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

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

33.7  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian

33.8  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

33.9  Trimont LLC, as master servicer on and after March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

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

33.16  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA prior to March 1, 2025. (see Exhibit 33.8)

33.17  Trimont LLC, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA on and after March 1, 2025. (see Exhibit 33.9)

33.18  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.19  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

33.20  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 33.15)

33.21  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.8)

33.22  Trimont LLC, as master servicer on and after March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.9)

33.23  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

33.24  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 33.12)

33.25  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.6)

33.26  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.7)

33.27  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.3)

33.28  CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 33.15)

33.29  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA prior to March 1, 2025. (see Exhibit 33.8)

33.30  Trimont LLC, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA on and after March 1, 2025. (see Exhibit 33.9)

33.31  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.23)

33.32  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 33.12)

33.33  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.6)

33.34  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.7)

33.35  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 33.15)

33.36  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 33.1)

33.37  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.3)

33.38  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.4)

33.39  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 33.5)

33.40  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 33.6)

33.41  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see Exhibit 33.7)

33.42  Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.8)

33.43  Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.9)

33.44  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 33.12)

33.45  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.6)

33.46  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.7)

33.47  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 33.15)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 8)

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

34.7  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian

34.8  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

34.9  Trimont LLC, as master servicer on and after March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

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

34.16  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA prior to March 1, 2025. (see Exhibit 34.8)

34.17  Trimont LLC, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA on and after March 1, 2025. (see Exhibit 34.9)

34.18  Situs Holdings, LLC, as special servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.19  Deutsche Bank Trust Company Americas, as custodian for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA.

34.20  CoreLogic Solutions, LLC, as servicing function participant for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA. (see Exhibit 34.15)

34.21  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.8)

34.22  Trimont LLC, as master servicer on and after March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.9)

34.23  CWCapital Asset Management LLC, as special servicer for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA.

34.24  Wilmington Trust, National Association, as trustee under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 34.12)

34.25  Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.6)

34.26  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.7)

34.27  Park Bridge Lender Services LLC, as operating advisor for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.3)

34.28  CoreLogic Solutions, LLC, as servicing function participant for the Prudential Plaza mortgage loan under the COMM 2015-CCRE26 PSA. (see Exhibit 34.15)

34.29  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA prior to March 1, 2025. (see Exhibit 34.8)

34.30  Trimont LLC, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA on and after March 1, 2025. (see Exhibit 34.9)

34.31  CWCapital Asset Management LLC, as special servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.23)

34.32  Wilmington Trust, National Association, as trustee under the Hilton USA Trust 2016-HHV TSA, pursuant to which the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan is serviced (see Exhibit 34.12)

34.33  Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.6)

34.34  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.7)

34.35  CoreLogic Solutions, LLC, as servicing function participant for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA. (see Exhibit 34.15)

34.36  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 34.1)

34.37  Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.3)

34.38  Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.4)

34.39  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced (see exhibit 34.5)

34.40  Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA. (see Exhibit 34.6)

34.41  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (see Exhibit 34.7)

34.42  Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.8)

34.43  Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.9)

34.44  Wilmington Trust, National Association, as trustee under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 34.12)

34.45  Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.6)

34.46  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.7)

34.47  CoreLogic Solutions, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA. (see Exhibit 34.15)

35 Servicer compliance statement. (See Explanatory Note 9)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  K-Star Asset Management LLC, as special servicer

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as certificate administrator

35.5  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

35.6  Trimont LLC, as master servicer on and after March 1, 2025 under the CD 2016-CD2 PSA, pursuant to which the 229 West 43rd Street Retail Condo mortgage loan and the 8 Times Square & 1460 Broadway mortgage loan are serviced.

35.7  Wells Fargo Bank, National Association, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA prior to March 1, 2025. (see Exhibit 35.5)

35.8  Trimont LLC, as servicer for the 85 Tenth Avenue mortgage loan under the DBWF 2016-85T TSA on and after March 1, 2025. (see Exhibit 35.6)

35.9  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.5)

35.10  Trimont LLC, as master servicer on and after March 1, 2025 under the COMM 2015-CCRE26 PSA, pursuant to which the Prudential Plaza mortgage loan is serviced. (see Exhibit 35.6)

35.11  Wells Fargo Bank, National Association, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA prior to March 1, 2025. (see Exhibit 35.5)

35.12  Trimont LLC, as servicer for the Hilton Hawaiian Village Waikiki Beach Resort mortgage loan under the Hilton USA Trust 2016-HHV TSA on and after March 1, 2025. (see Exhibit 35.6)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2016-UBS12 PSA, pursuant to which the 681 Fifth Avenue mortgage loan is serviced. (see Exhibit 35.1)

35.14  Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.5)

35.15  Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2016-LC25 PSA, pursuant to which the Marriott Hilton Head Resort & Spa mortgage loan is serviced. (see Exhibit 35.6)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 14, 2017, and filed by the registrant on February 14, 2017 under Commission File No. 333-207132-10, and is incorporated by reference herein).

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

Date: March 30, 2026